Form 10-K
MERRILL LYNCH MORT INV INC MORT PAS TH CRT MLMI SER 2002 A2
filed 2003-03-31
CIK 1176394

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-47270-03


        Merrill Lynch Mortgage Investors, Inc.
        Mortgage Pass-Through Certificates
        Series 2002-A02 Trust

       (Exact name of registrant as specified in its charter)



   New York                                       Pending
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, Maryland                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 14(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class B1                          1
             Class B2                          1
             Class B3                          1
             Class IA                          4
             Class IA-IO                       1
             Class IIA                         1
             Class IIA-1                       2
             Class IIA-2                       1
             Class IIA-3                       3
             Class IIA-4                       1
             Class IIA-IO                      1
             Class IIIA                        1
             Class IIIA-IO                     1
             Class M1                          1
             Class M2                          1
             Class M3                          1
             Class RA                          1
             Class RI                          1
             Class RII                         1

             Total:                           25


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 14(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Controls and Procedures.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) ABN Amro Mortgage Group, as Servicer <F2>
       b) Cendant Mortgage Corp, as Servicer <F2>
       c) Countrywide Home Loans Inc., as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) ABN Amro Mortgage Group, as Servicer <F2>
       b) Cendant Mortgage Corp, as Servicer <F2>
       c) Countrywide Home Loans Inc., as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) ABN Amro Mortgage Group, as Servicer <F2>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Countrywide Home Loans Inc., as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On November 12, 2002, December 10, 2002, and January 08, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report, and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.

<F2> Filed Herewith.






                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Merrill Lynch Mortgage Investors, Inc.
    Mortgage Pass-Through Certificates
    Series 2002-A02 Trust
    (Registrant)



  Signed:  Merrill Lynch Mortgage Investors Inc. as Depositor


  By:   Matthew Whalen, Chairman and President

  By: /s/  Matthew Whalen

  Dated: March 13, 2003

  Sarbanes-Oxley Certification


I, Matthew Whalen, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Merrill Lynch Mortgage Investors, Inc.;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: ABN Amro Mortgage Group, as Servicer, Bank One, National Association, Cendant Mortgage Corp, as Servicer and Wells Fargo Bank Minnesota, National Association, as Master Servicer.


      Date: March 13,2003


      /s/ Matthew Whalen
      Signature


      Chairman and President
      Title





  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



Ex-99.1(a)

Ernst & Young   (logo)

Ernst & Young LLP
Sears Tower
233 South Wacker Drive
Chicago, Illinois 60606-6301
Phone: (312) 879-2000
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
ABN AMRO North America, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that except for noncompliance with the minimum servicing standard for escrow funds, ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for AAMG's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about AAMG's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about AAMG's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with specified requirements.

In our opinion, management's assertion, that except for noncompliance with the minimum servicing standard for escrow funds, AAMG complied with the aforementioned requirements during the year ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, and AAMG's private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

January 20, 2003

A Member Practice of Ernst & Young Global


Ex-99.1(b)

Deloitte
& Touche   (logo)

Deloitte & Touche LLP
750 College Road East
3rd Floor
Princeton, New Jersey 08540

Tel: (609) 514-3600
Fax: (609) 514-3603
www.deloitte.com

INDEPENDENT ACCOUNTANT'S REPORT

To Cendant Mortgage Corporation:

We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

February 21, 2003



Deloitte
Touche
Tohmatsu    (logo)

Ex-99.2(a)

ABN AMRO (logo)

ABN AMRO Mortgage Group, Inc.
4242 North Harlem Avenue
Norridge, Illinois 60706-1283

www.mortgage.com


Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have preformed an evaluation of AAMG's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, AAMG complied, in all material respects, with the minimum servicing standards set forth in the USAP except as described below.

Escrow funds were not returned to mortgagors within 30 calendar days of payoff for 2 out of the 25 loans tested.

As of and for this same period, ABN AMRO North America, Inc. had in effect a fidelity bond in the amount of $500,000,000 and an error and omissions policy in the amount of $25,000,000.

/s/ Stanley Rhodes
Stanley Rhodes
President

/s/ Richard Geary
Richard Geary
Group Senior Vice President

January 20, 2003

Affiliate Banks and Other Lending Offices: ABN AMRO Mortgage, LaSalle Bank N.A., LaSalle Home Mortgage, Standard Federal Bank N.A.


Ex-99.2(b)

CENDANT
Mortgage    (logo)

Cendant Mortgage
3000 Leadenhall Road
Mount Laurel, NJ 08054

As of and for the year ended December 31, 2002, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $120 million and $20 million, respectively.

Cendant Mortgage Corporation

/s/  Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer



/s/ Mark Danahy
Mark Danahy
Senior Vice President & Chief Financial Officer



/s/ Martin L. Foster
Martin L. Foster
Senior Vice President-Loan Servicing

Ex-99.3(a)(i)

ABN AMRO (logo)

ABN AMRO Mortgage Group, Inc.
4242 North Harlem Avenue
Norridge, Illinois 60706-1283

www.mortgage.com


CERTIFICATE OF COMPLIANCE

The undersigned, an officer of ABN AMRO Mortgage Group, Inc.,
(the "participant"), hereby certifies as follows:

1. I have made, or caused to be made under my supervision, a review of the activities of ABN AMRO Mortgage Group, Inc. during the preceding calendar year ending December 31, 2002, with respect to performance under the

and

2. To the best of my knowledge, based on such review, there is as of this date, no default by ABN AMRO in the fulfillment of any of it's obligations under this issue.

In witness whereof the undersigned has this Certificate of Compliance this 1st day of March, 2003.


ABN AMRO Mortgage Group, Inc.

By: /s/ Mary P. Sperlik
Mary P. Sperlik
First Vice President

Affiliate Banks and Other Lending Offices: ABN AMRO Mortgage, LaSalle Bank N.A., LaSalle Home Mortgage, Standard Federal Bank N.A.


Ex-99.3(a)(ii)

ABN-AMRO    (logo)

ABN AMRO Mortgage Group, Inc.
4242 North Harlem Avenue
Norridge, Illinois 60706-1283

www.mortgage.com

ANNUAL SERVICING CERTIFICATION

To Whom It May Concern:

Pursuant to the Servicing Agreement(s) between us, we certify with respect to each mortgage loan serviced for you, that as of December 31, 2002 except otherwise noted below:

1. All (a) taxes, assessments and other governmental charges levied against the mortgaged premises, (b) ground rents payable with respect to the mortgaged premises, if any, and (c) premiums on applicable FHA or private mortgage insurance, if any, which would be delinquent if not paid, have been paid.

2. Hazard Insurance coverage on the improvements on the mortgaged premises in the form and amount and with the coverage required by the Servicing Agreement is in effect.

EXCEPTIONS
None

Sincerely,
ABN AMRO Mortgage Group, Inc.

/s/ Mary P. Sperlik
Mary P. Sperlik
First Vice President
Investor Accounting



Affiliate Banks and Other Lending Offices: ABN AMRO Mortgage, LaSalle Bank N.A., LaSalle Home Mortgage, Standard Federal Bank N.A.


  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   B1                             22,535.13             3,256.35                0.00                779,738.65
   B2                             15,023.38             2,170.89                0.00                519,825.11
   B3                             37,558.72             5,427.27                0.00              1,299,570.77
   IA                          6,057,724.71       113,804,998.26                0.00            157,294,972.74
   IA-IO                         204,517.71                 0.00                0.00                      0.00
   IIA                         2,825,270.99        23,228,081.28                0.00             76,771,918.72
   IIA-1                         899,572.26        21,198,856.36                0.00             23,581,143.64
   IIA-2                         468,450.00                 0.00                0.00             18,000,000.00
   IIA-3                         437,167.44                 0.00                0.00             15,725,448.00
   IIA-4                         362,978.40                 0.00                0.00             12,758,467.00
   IIA-IO                        410,284.81                 0.00                0.00                      0.00
   IIIA                        1,160,387.64        11,788,780.98                0.00             30,879,260.03
   IIIA-IO                        81,208.39                 0.00                0.00                      0.00
   M1                            195,304.42            28,221.68                0.00              6,757,735.33
   M2                            165,257.59            23,879.87                0.00              5,718,084.12
   M3                             52,581.93             7,598.14                0.00              1,819,388.86
   RA                                  0.00                 0.00                0.00                      0.00
   RI                                  0.00                 0.00                0.00                      0.00
   RII                                 0.00                 0.00                0.00                      0.00