Form 10-K/A
period 2003-03-26
MERRILL LYNCH MORT INV INC MORT PAS TH CRT MLMI SER 2002 A2
filed 2003-07-30
CIK 1176394

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Countrywide Home Loans Inc., as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Countrywide Home Loans Inc., as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) ABN Amro Mortgage Group, as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Countrywide Home Loans Inc., as Servicer <F1>


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

  <F1> Filed Herewith.



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

  Dated: July 18, 2003

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


      Date: July 18,2003


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



Ex-99.1 (a)

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


Ex-99.1 (b)

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

/s/ Deloitte & Touche LLP

February 21, 2003



Deloitte
Touche
Tohmatsu    (logo)

Ex-99.1 (c)

Grant Thornton (logo)

Accountants and Management Consultants

REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Countrywide Financial Corporation

We have examined management's assertion about Countrywide Financial (formerly Countrywide Credit Industries, Inc.) and Subsidiaries' (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL") and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and Subsidiaries (including its wholly-owned subsidiary, Countrywide Home Loans, Inc., and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of
CHL) complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects, except as disclosed in the attached Schedule of Findings.

/s/ Grant Thornton LLP
Los Angeles, California
February 28, 2003

Suite 300
1000 Wilshire Blvd.
Los Angeles, CA 90017-2464
T 213.627.1717
F 213.624.6793
W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International


Countrywide Financial Corporation
SCHEDULE OF FINDINGS
December 31, 2002

Statement of Condition:
Interest on payoffs for four (4) states was not properly credited to the mortgagor per the respective state laws due to a programming error that was not correctly identifying when the Company should be paying, or crediting, the mortgagor.

Criteria:
The Uniform Single Attestation Program for Mortgage Bankers, Section V, Item 4, requires that interest on review accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Effect:
The Company was not properly paying, or crediting, the mortgagors for interest on payoffs during the year ended 2002.

Recommendation:
The Company should identify all borrows who are affected and refund the interest immediately. The Company should also remedy the programming error so that the system will properly identify when the mortgagor should be paid, or credited, for the interest on payoffs.

Corrective Action Plan:
The Company investigated this matter and identified the programming error. The programming error was corrected as of February 10, 2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff had the error not occurred. The Company expects payment to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states.
The Company's Internal Audit Department will be performing testing in the area to ensure proper interest credit to mortgagors where applicable.

Ex-99.2 (a)

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


Ex-99.2 (b)

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

Cendant Mortgage Corporation

/s/  Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer



/s/ Mark Danahy
Mark Danahy
Senior Vice President & Chief Financial Officer



/s/ Martin L. Foster
Martin L. Foster
Senior Vice President-Loan Servicing

Ex-99.2 (c)


Countrywide (logo)

4500 Park Granada
Calabasas, California 91302-1613
(818) 225-3508

Thomas K. McLaughlin
Managing Director
Chief Financial Officer

February 28, 2003

Grant Thornton LLP
1000 Wilshire Boulevard
Suite 300
Los Angeles, CA 90017

Gentlemen:

As of and for the year ended December 31, 2002, Countrywide Financial Corporation (formerly Countrywide Credit Industries, Inc.,) and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers, except as disclosed in the attached Schedule of Findings to the report. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $215 million and $240 million, respectively.

The Company investigated the matter noted in the Schedule of Findings and identified a programming error. The programming error was corrected as of February 10, 2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff had the error not occurred. The Company expects payments to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states. The Company's Internal Audit Department will be performing testing in this area to ensure proper interest credit to mortgagors where applicable.

Sincerely,

/s/ Thomas K. McLaughlin
Senior Managing Director and
Chief Financial Officer



Ex-99.3 (a)(i)

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


Ex-99.3 (a)(ii)

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

EXCEPTIONS
None

Sincerely,
ABN AMRO Mortgage Group, Inc.

/s/ Mary P. Sperlik
Mary P. Sperlik
First Vice President
Investor Accounting



Affiliate Banks and Other Lending Offices: ABN AMRO Mortgage, LaSalle Bank N.A., LaSalle Home Mortgage, Standard Federal Bank N.A.


Ex-99.3 (b)


Cendant Mortgage
4001 Leadenhall Road
Mt. Laurel, NJ 08054


Cendant
Mortgage (logo)

March 28, 2003


Structured Asset Mortgage Investments, Inc.
383 Madison Avenue
New York, New York 10179
Attention: Vice President, Servicing

RE: Officer's Certificate

Ladies and Gentlemen:

The undersigned officer certifies the following for the 2002 calendar year.

a) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide pursuant to which the Servicer services mortgage Loans for Structured Asset Mortgage Investments, Inc. ("SAMI") (the "Agreements") and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default and failure and the nature and status thereof has been reported to SAMI;

b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Agreements are in full force and effect;

d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to SAMI;

f) All Custodial Accounts have been reconciled and are properly funded; and

g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Mary Hull
Officer

Director - Loan Servicing
Title

3/28/03
Date

Ex-99.3 (c)


Countrywide Home Loans (logo)

400 Countrywide Way
Simi Valley, California 93065-6298

March 21, 2003

NORWEST BANK MINN., N.A.
11000 Brokenland Parkway
Columbia, MD 21004
Attn: Karen Chapple

OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreement for Countrywide Mortgage Obligations, Inc., the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2002 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.

/s/ Joseph Candelario     3/27/03
Joseph Candelario         Date
First Vice President
Compliance Officer
Loan Administration

re: Investor Numbers: 5

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